Form 10KSB
period 2000-12-31
CASSIA ACQUISITION CORP
filed 2001-04-02
CIK 1122109

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB
(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the fiscal year ended
                               December 31, 2000
                      ----------------------------------
 OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _____________ to ______________

                        Commission file number 0-31387

                        CASSIA ACQUISITION CORPORATION
             (Exact name of small business issuer in its charter)

          Delaware                       52-2257547
   -------------------------             ----------
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)          Identification No.)

                  1504 R Street, N.W., Washington, D.C. 20009
                  -------------------------------------------
             (Address of principal executive offices)  (zip code)

                  Issuer's Telephone Number:     202/387-5400
                                              -----------------------


Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.0001 par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No
                                                             ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.            $ 0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a
specified date within the past 60 days.          $ 0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                             Outstanding at December 31, 2000
--------------------------------               --------------------------------
 Common Stock, par value $0.0001                           1,000,000

Documents incorporated by reference:    None

                                    PART I
Item 1.  Description of Business

   Cassia Acquisition Corporation (the "Company") was incorporated on March 24, 1999 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date other than issuing shares to its original shareholder.

   The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. The Company will not restrict its search to any specific business, industry, or geographical location and it may participate in a business venture of virtually any kind or nature. Management anticipates that it will be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources.

   The Company registered its common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports Form 10-KSB.

Item 2.  Description of Property

   The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of management at no cost to the Company. Management has agreed to continue this arrangement until the Company completes a business combination.

Item 3.  Legal Proceedings

   There is no litigation pending or threatened by or against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

   No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                   PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     Following a business combination, a target company will normally wish to cause the Company's common stock to trade in one or more United States securities markets. The target company may elect to take the steps required for such admission to quotation following the business combination or at some later time.

     If, after a business combination, the Company does not meet the qualifications for listing on the Nasdaq SmallCap Market, the Company may apply for quotation of its securities on the NASD OTC Bulletin Board. In certain cases the Company may elect to have its securities initially quoted in the "pink sheets" published by the National Quotation Bureau, Inc.

     To have its securities quoted on the NASD OTC Bulletin Board a company must:

     (1) be a company that reports its current financial information to the Securities and Exchange Commission, banking regulators or insurance regulators;

     (2) has at least one market maker who completes and files a Form 211 with NASD Regulation, Inc.

     The NASD OTC Bulletin Board is a dealer-driven quotation service. Unlike the Nasdaq Stock Market, companies cannot directly apply to be quoted on the NASD OTC Bulletin Board, only market makers can initiate quotes, and quoted companies do not have to meet any quantitative financial requirements. Any equity security of a reporting company not listed on the Nasdaq Stock Market or on a national securities exchange is eligible.

     In order to qualify for listing on the Nasdaq SmallCap Market, a company must have at least (i) net tangible assets of $4,000,000 or market capitalization of $50,000,000 or net income for two of the last three years of $750,000; (ii) a public float of 1,000,000 shares with a market value of $5,000,000; (iii) a bid price of $4.00; (iv) three market makers; (v) 300 shareholders and (vi) an operating history of one year or, if less than one year, $50,000,000 in market capitalization. For continued listing on the Nasdaq SmallCap Market, a company must have at least (i) net tangible assets of $2,000,000 or market capitalization of $35,000,000 or net income for two of the last three years of $500,000; (ii) a public float of 500,000 shares with a market value of $1,000,000; (iii) a bid price of $1.00; (iv) two market makers; and (v) 300 shareholders.

     In general there is greatest liquidity for traded securities on the Nasdaq SmallCap Market, less on the NASD OTC Bulletin Board, and least through quotation by the National Quotation Bureau, Inc. on the "pink sheets". It is not possible to predict where, if at all, the securities of the Company will be traded following a business combination.

     During the past three years, the Company has sold securities which were not registered as follows:

                                                 NUMBER OF
     DATE              NAME                       SHARES      CONSIDERATION

     March 25, 1999    Pierce Mill               1,000,000       $ 100
                         Associates, Inc.(1)
________
   (1) Mr. Cassidy, the president and sole director of the Company, is the sole director and shareholder of Pierce Mill Associates, Inc. and is therefore considered to be the beneficial owner of the common stock of the Company issued to it.

Item 6.  Management's Discussion and Analysis or Plan of Operation

     The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange (the "business combination"). In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target business.

     The Company has not restricted its search for any specific kind of businesses, and it may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

     In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity.

     It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance.

     The Company will participate in a business combination only after the negotiation and execution of appropriate agreements. Negotiations with a target company will likely focus on the percentage of the Company which the target company shareholders would acquire in exchange for their shareholdings.
Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

     The Company has entered into an agreement with Rock Creek Capital Corporation to supervise the search for target companies as potential candidates for a business combination. The agreement will continue until such time as the Company has effected a business combination. Rock Creek Capital Corporation has agreed to pay all expenses of the Company until such time as a business combination is effected, without repayment. James M. Cassidy, the sole officer and director of the Company, is the sole officer, director and beneficial shareholder of Rock Creek Capital Corporation.

     The Company does not anticipate expending funds itself for locating a target company. James M. Cassidy, the officer and director of the Company, provides his services without charge or repayment. The Company will not borrow any funds to make any payments to the Company's management, its affiliates or associates. If Rock Creek Capital Corporation stops or becomes unable to continue to pay the Company's operating expenses, the Company may not be able to timely make its periodic reports required under the Exchange Act nor to continue to search for an acquisition target. In such event, the Company would seek alternative sources of funds or services, primarily through the issuance of its securities.

     Rock Creek Capital Corporation may only locate potential target companies for the Company and is not authorized to enter into any agreement with a potential target company binding the Company. Rock Creek Capital Corporation may provide assistance to target companies incident to and following a business combination, and receive payment for such assistance from target companies. The agreement with Rock Creek Capital Corporation is not exclusive and the Company may enter into similar agreements with other persons or entities.

     The Board of Directors has passed a resolution which contains a policy that the Company will not seek a business combination with any entity in which the Company's officer, director, shareholders or any affiliate or associate serves as an officer or director or holds any ownership interest.

Item 7.  Financial Statements

     The financial statements for the year ended December 31, 2000 are attached to this filing.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The Directors and Officers of the Company are as follows:

Name                 Age    Positions and Offices Held
----------------     ---    ------------------------------
James M. Cassidy     65     President, Secretary, Director


     There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

     Set forth below is the name of the director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

     James Michael Cassidy, Esq., LL.B., LL.M., received a Bachelor of Science in Languages and Linguistics from Georgetown University in 1960, a Bachelor of Laws from The Catholic University School of Law in 1963, and a Master of Laws in Taxation from The Georgetown University School of Law in 1968. From 1963-1964, Mr. Cassidy was law clerk to the Honorable Inzer B. Wyatt of the United States District Court for the Southern District of New York. From 1964-1965, Mr. Cassidy was law clerk to the Honorable Wilbur K. Miller of the United States Court of Appeals for the District of Columbia. From 1969-1975, Mr. Cassidy was an associate of the law firm of Kieffer & Moroney and a principal in the law firm of Kieffer & Cassidy, Washington, D.C. From 1975 to date, Mr. Cassidy has been a principal in the law firm of Cassidy & Associates, Washington, D.C. and its predecessors, specializing in securities law and related corporate and federal taxation matters. Mr. Cassidy is a member of the bars of the District of Columbia and the State of New York and is admitted to practice before the United States Tax Court and the United States Supreme Court.

Other Similar Companies

     James M. Cassidy, the president of the Company, has been and is currently involved with companies similar to this one. The initial business purpose of each of these companies was or is to engage in a business combination with an unidentified company or companies.

Conflicts of Interest

     A conflict may arise in the event that a similar company with which Mr. Cassidy is affiliated also actively seeks a target company. It is anticipated that target companies will be located for the Company and other similar companies in chronological order of the date of formation of such companies or, in the case of companies formed on the same date, alphabetically. However, other companies may differ from the Company in certain items such as place of incorporation, number of shares and shareholders, working capital, types of authorized securities, or other items. It may be that a target company may be more suitable for or may prefer a certain company formed after the Company. In such case, a business combination might be negotiated on behalf of the more suitable or preferred similar company regardless of date of formation.

     Mr. Cassidy is the principal of Cassidy & Associates, a law firm located in Washington, D.C. As such, demands may be placed on the time of Mr. Cassidy which would detract from the amount of time he is able to devote to the Company. Mr. Cassidy intends to devote as much time to the activities of the Company as required. However, should such a conflict arise, there is no assurance that Mr. Cassidy would not attend to other matters prior to those of the Company.

     The terms of business combination may include such terms as Mr. Cassidy remaining a director or officer of the Company and/or the continuing securities or other legal work of the Company being handled by the law firm of which Mr. Cassidy is the principal. The terms of a business combination may provide for a payment by cash or otherwise to Pierce Mill Associates, Inc. by a target business for the purchase of all or some of the common stock of the Company owned by Pierce Mill Associates, Inc. Mr. Cassidy would directly benefit from such employment or payment. Such benefits may influence Mr. Cassidy's choice of a target business.

     Management may agree to pay finder's fees, as appropriate and allowed, to unaffiliated persons who may bring a target business to the Company where that reference results in a business combination. The amount of any finder's fee will be subject to negotiation, and cannot be estimated at this time. No finder's fee will be paid to the management or promoters of the Company, or to their associates or affiliates. No loans of any type have been, or will be, made to management or promoters of the Company or to any of their associates or affiliates.

     The Company will not enter into a business combination, or acquire any assets of any kind for its securities, in which management or promoters of the Company or any affiliates or associates have any interest, direct or indirect.

     There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company. However, any attempt by shareholders to enforce a liability of management to the Company would most likely be prohibitively expensive and time consuming.

Item 10.  Executive Compensation

     The Company's officer and director does not receive any compensation for his services rendered to the Company, nor has he received such compensation in the past. The officer and director is not accruing any compensation pursuant to any agreement with the Company. However, the officer and director of the Company anticipates receiving benefits as a beneficial shareholder of the Company and as a principal of Pierce Mill Associates, Inc. and its affiliates.

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of December 31, 2000, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the director and officer of the Company. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

     Name and Address                Amount of Beneficial      Percent of
     of Beneficial Owner                  Ownership        Outstanding Stock
     -------------------             --------------------  ------------------
     Pierce Mill Associates, Inc.          1,000,000              100%
     1504 R Street, N.W.
     Washington, D.C. 20009

     James M. Cassidy(1)                   1,000,000              100%
     1504 R Street, N.W.
     Washington, D.C. 20009

     All Executive Officers and
     Directors as a Group
     (1 Person)                            1,000,000              100%

(1) Mr. Cassidy is the sole director and shareholder of Pierce Mill Associates, Inc. and is therefore considered the beneficial owner of the shares of common stock owned by it.

Item 12.  Certain Relationships and Related Transactions

     On March 25, 1999, the Company issued a total of 1,000,000 shares of common stock to the following entity for a total of $100 in cash:

                                     NUMBER OF      TOTAL
NAME                                  SHARES    CONSIDERATION
----                                 ---------  -------------

Pierce Mill Associates, Inc.         1,000,000       $100

     The Board of Directors has passed a resolution which contains a policy that the Company will not seek an acquisition or merger with any entity in which the Company's officer, director or shareholder or their affiliates or associates serve as officer or director or hold any ownership interest. Management is not aware of any circumstances under which this policy may be changed.

Item 13.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     (b) There were no reports on Form 8-K filed by the Company during the quarter ended December 31, 2000.

                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CASSIA ACQUISITION CORPORATION


                              By:   /s/ James M. Cassidy
                                   ---------------------------
                                   James M. Cassidy, President

Dated:  March 29, 2001


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                        OFFICE        DATE

/s/ James M. Cassidy        Director      March 29, 2001

                         CASSIA ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 2000

                         CASSIA ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)


                                    CONTENTS
                                    --------

PAGE      1  INDEPENDENT AUDITORS' REPORT

PAGE      2  BALANCE SHEET AS OF DECEMBER 31, 2000

PAGE      3  STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000 AND
             FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION) TO DECEMBER 31, 2000

PAGE      4  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY FOR THE PERIOD FROM
             MARCH 24, 1999 (INCEPTION) TO DECEMBER 31, 2000

PAGE      5  STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2000 AND
             FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION) TO DECEMBER 31, 2000

PAGES   6-8  NOTES TO FINANCIAL STATEMENTS AS OF DECEMBER 31, 2000

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


To the Board of Directors of:
Cassia Acquisition Corporation
(A Development Stage Company)

We have audited the accompanying balance sheet of Cassia Acquisition Corporation (a development stage company) as of December 31, 2000 and the related statements of operations, changes in stockholder's equity and cash flows for the year ended December 31, 2000 and for the period from March 24, 1999 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Cassia Acquisition Corporation (a development stage company) as of December 31, 2000, and the results of its operations and its cash flows for the for the year then ended and for the period from March 24, 1999 (inception) to December 31, 2000 in conformity with accounting principles generally accepted in the United States.



                              WEINBERG & COMPANY, P.A.



Boca Raton, Florida
February 15, 2001

                        CASSIA ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                            AS OF DECEMBER 31, 2000
                            -----------------------




                                    ASSETS
                                    ------

Cash                                             $ 100
                                                 -----
TOTAL ASSETS                                     $ 100
                                                 =====


                     LIABILITIES AND STOCKHOLDER'S EQUITY
                     ------------------------------------

LIABILITIES                                      $   -
                                                 -----
STOCKHOLDER'S EQUITY

 Preferred Stock, $.0001 par value,
  20,000,000 shares authorized,
  none issued and outstanding                        -
 Common Stock, $.0001 par value,
  100,000,000 shares authorized,
  1,000,000 issued and outstanding                 100
 Additional paid-in capital                        535
 Deficit accumulated during development stage     (535)
                                                 -----
  Total Stockholder's Equity                       100
                                                 -----
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY       $ 100
                                                 =====

                See accompanying notes to financial statements.

                        CASSIA ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS
                           ------------------------

                                                             March 24, 1999
                                     For the Year Ended      (Inception) to
                                     December 31, 2000      December 31, 2000
                                     ------------------     -----------------
Income                                     $   -                  $   -

Expenses
 Organization expense                          -                    535
                                           -----                  -----
  Total expenses                               -                    535
                                           -----                  -----
NET LOSS                                   $   -                  $(535)
--------                                   =====                  =====

               See accompanying notes to financial statements.

                        CASSIA ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                 STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION)
                             TO DECEMBER 31, 2000
                             --------------------

                                                                                     DEFICIT
                                                                                   ACCUMULATED
                                                                   ADDITIONAL        DURING
                                       COMMON STOCK ISSUED          PAID-IN        DEVELOPMENT
                                        SHARES       AMOUNT         CAPITAL           STAGE       TOTAL
                                    -------------   --------   ----------------    -----------   -------
Common Stock Issuance                   1,000,000      $ 100              $   -          $   -     $ 100

Fair value of expenses contributed              -          -                535              -       535

Net loss for the years ended:
 December 31, 1999                              -          -                  -           (535)     (535)
 December 31, 2000                              -          -                  -              -         -
                                        ---------      -----              -----          -----     -----
BALANCE AT DECEMBER 31, 2000            1,000,000      $ 100              $ 535          $(535)    $ 100
----------------------------            =========      =====              =====          =====     =====

                See accompanying notes to financial statements.

                        CASSIA ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                                                            March 24, 1999
                                                      For the Year Ended    (Inception) to
                                                      December 31, 2000    December 31, 2000
                                                      ------------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                      $   -               $(535)
 Adjustment to reconcile net loss to net cash
  used by operating activities

 Contributed expenses                                             -                 535
                                                              -----               -----
 Net cash used in operating activities                            -                   -
                                                              -----               -----
CASH FLOWS FROM INVESTING ACTIVITIES                              -                   -
                                                              -----               -----
CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from issuance of common stock                           -                 100
                                                              -----               -----
 Net cash provided by financing activities                        -                 100
                                                              -----               -----
INCREASE IN CASH AND CASH EQUIVALENTS                             -                 100

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                 100                   -
                                                              -----               -----
CASH AND CASH EQUIVALENTS - END OF PERIOD                     $ 100               $ 100
----------------------------------------                      =====               =====

                See accompanying notes to financial statements

                        CASSIA ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 2000
                            -----------------------


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------  ------------------------------------------

       (A) Organization and Business Operations
       ----------------------------------------


       Cassia Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At December 31, 2000, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

       The Company's ability to commence operations is contingent upon its ability to identify a prospective target business.

       (B) Use of Estimates
       --------------------

       The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       (C) Cash and Cash Equivalents
       -----------------------------

       For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

       (D) Income Taxes
       ----------------

       The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax

                        CASSIA ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 2000
                            -----------------------


       rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending December 31, 2000.

NOTE 2  STOCKHOLDER'S EQUITY
----------------------------

       (A) Preferred Stock
       -------------------

       The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

       (B) Common Stock
       ----------------

       The Company is authorized to issue 100,000,000 shares of common stock at $.0001 par value. The Company issued 1,000,000 shares of its common stock to Pierce Mill Associates, Inc. pursuant to Section 4(2) of the Securities Act of 1933 for an aggregate consideration of $100.

       (C) Additional Paid-In Capital
       ------------------------------

       Additional paid-in capital at December 31, 2000 represents the fair value of the amount of organization and professional costs incurred by related parties on behalf of the Company (See Note 3).

                        CASSIA ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 2000
                            -----------------------

NOTE 3  AGREEMENT
-----------------

       On April 1, 1999, the Company signed an agreement with Rock Creek Capital Corporation ("Rock Creek"), a related entity (See Note 4). The Agreement calls for Rock Creek to provide the following services, without reimbursement from the Company, until the Company enters into a business combination as described in Note 1(A):

           1. Preparation and filing of required documents with the Securities and Exchange Commission.
           2.  Location and review of potential target companies.
           3. Payment of all corporate, organizational, and other costs incurred by the Company.

NOTE 4  RELATED PARTIES
-----------------------

       Legal counsel to the Company is a firm owned by a director of the Company who also owns 100% of the outstanding stock of Pierce Mill Associates, Inc. and Rock Creek (See Note 3).