Form 10QSB
period 2001-06-30
PROTEQUE CORP
filed 2001-08-02
CIK 1122109

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(MARK  ONE)
[X]       QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(D)
          OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

                         FOR  THE  QUARTERLY  PERIOD  ENDED
                                  JUNE  30,  2001
OR
[  ]      TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR
          15(D)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934
          FOR  THE  TRANSITION  PERIOD  FROM   TO

                         COMMISSION  FILE  NUMBER  0-31387

                              PROTEQUE  CORPORATION
             (EXACT  NAME  OF  REGISTRANT  AS  SPECIFIED  IN  ITS  CHARTER)

                         CASSIA  ACQUISITION  CORPORATION
             (FORMER  NAME  OF  REGISTRANT  AS  SPECIFIED  IN  ITS  CHARTER)

 DELAWARE                                              52-2257547
(STATE  OR  OTHER  JURISDICTION                     (I.R.S.  EMPLOYER
 OF  INCORPORATION  ORGANIZATION)                 OR  IDENTIFICATION  NO.)

                      4020  WESTCHASE  BOULEVARD,  SUITE  220C
                          RALEIGH,  NORTH  CAROLINA  27607
               (ADDRESS  OF  PRINCIPAL  EXECUTIVE  OFFICES  (ZIP  CODE)

                                  800/953-9250
              (REGISTRANT'S  TELEPHONE  NUMBER,  INCLUDING  AREA  CODE)

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

CLASS                                  OUTSTANDING  AT  JUNE  30,  2001
COMMON  STOCK,  PAR  VALUE  $0.0001     3,760,000

PART  I  --  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS

                          CASSIA  ACQUISITION  CORPORATION
                          (A  DEVELOPMENT  STAGE  COMPANY)
                                  BALANCE  SHEET
                               AS  OF  JUNE  30,  2001
                                   (UNAUDITED)

                                            ASSETS

CASH                                       $  --
                                            -------
TOTAL  ASSETS                              $  --
                                            =======
LIABILITIES  AND  STOCKHOLDER'S  EQUITY

LIABILITIES

AMOUNTS  DUE  RELATED  PARTIES             $145,600
 FOR  OPERATING  EXPENSES

STOCKHOLDER'S  DEFICIT

PREFERRED  STOCK,  $.0001  PAR  VALUE,
 20,000,000  SHARES  AUTHORIZED,  NONE
 ISSUED  AND  OUTSTANDING                     --

COMMON  STOCK,  $.0001  PAR  VALUE,
 100,000,000  SHARES  AUTHORIZED,
 3,760,000  ISSUED  AND  OUTSTANDING           376

ADDITIONAL  PAID_IN  CAPITAL                   535

DEFICIT  ACCUMULATED  DURING
  DEVELOPMENT  STAGE                      (146,135)
                                          ---------
TOTAL                                     (145,224)

LESS  STOCK  SUBSCRIPTIONS  RECEIVABLE        (376)
                                          ---------
TOTAL  STOCKHOLDERS'  DEFICIT             (145,600)

                                          ---------
TOTAL  LIABILITIES  AND
   STOCKHOLDER'S  EQUITY                $     -
                                          =========

   SEE  ACCOMPANYING  NOTES  TO  FINANCIAL  STATEMENTS

                         CASSIA  ACQUISITION  CORPORATION
                          (A  DEVELOPMENT  STAGE  COMPANY)
                             STATEMENT  OF  OPERATIONS
                                   (UNAUDITED)


                  THREE  MONTHS  ENDED    SIX  MONTHS  ENDED      MARCH  24,  1999
                 ----------------------   --------------------    (INCEPTION)  TO
                  JUNE 30,   JUNE 30,     JUNE 30,    JUNE 30,    JUNE  30,
                    2001       2000         2001        2000      2001


INCOME           $      -    $   -       $     -      $  -         $    -

EXPENSES
 ORGANIZATION
  EXPENSE               -        -             -          -              535
 GENERAL  AND
  ADMINISTRATIVE   145,600       -          145,600       -           145,600
                  -----------------        --------------------     --------------
TOTAL  EXPENSES    145,600       -          145,600       -           146,135
                ------------------         --------------------     --------------
NET  LOSS        $(145,600)     $-         $(145,600)  $  -        $ (146,135)
                ==================        ====================     ==============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                          CASSIA  ACQUISITION  CORPORATION
                          (A  DEVELOPMENT  STAGE  COMPANY)
                            STATEMENTS  OF  CASH  FLOWS
                                    UNAUDITED

                                                                     MARCH  24, 1999
                                      SIX  MONTHS  ENDED             (INCEPTION)
<BTB>                           JUNE 30, 2001   JUNE 30, 2000        TO  JUNE 30, 2001

CASH  FLOWS  FROM  OPERATING
    ACTIVITIES:
 NET  LOSS                       $ (145,600)        $   -           $   (146,135)
 ADJUSTMENTS  TO  RECONCILE
 NET  LOSS  TO  NET  CASH
 USED  IN  OPERATING  ACTIVITIES
 CONTRIBUTED  EXPENSES                  -                -                   535
 INCREASE  IN  ACCOUNTS
   PAYABLE  TO  RELATED  PARTIES     145,600             -               145,600
                                   ----------        ----------       -----------
 NET  CASH  USED  IN  OPERATING
  ACTIVITIES                            -                -                  -

CASH  FLOWS  FROM  INVESTING
 ACTIVITIES                             -                -                  -

CASH  FLOWS  FROM  FINANCING
ACTIVITIES:
PROCEEDS  FROM  ISSUANCE  OF
 COMMON  STOCK                          -                -                  100
REDEMPTION  OF  COMMON  STOCK           (100)            -                 (100)
                                    ----------        ----------      -----------
NET  CASH  PROVIDED  BY  (USED  IN)
 FINANCING  ACTIVITIES                  (100)            -                   -
                                    ----------        ----------      -----------
INCREASE  IN  CASH  AND  CASH
 EQUIVALENTS                            (100)            -                   -
CASH  AND  CASH  EQUIVALENTS
 BEGINNING  OF  PERIOD                   100            100                  -
                                    ----------         ---------      -----------
CASH  AND  CASH  EQUIVALENTS
  END  OF  PERIOD                     $  -            $ 100            $     -
                                    ===========        =========       ==========


            SEE  ACCOMPANYING  NOTES  TO  FINANCIAL  STATEMENT.


A.  ORGANIZATION  AND  BUSINESS  OPERATIONS

CASSIA ACQUISITION CORPORATION (A DEVELOPMENT STAGE COMPANY) ("THE COMPANY") WAS INCORPORATED IN DELAWARE ON MARCH 24, 1999 TO SERVE AS A VEHICLE TO EFFECT A MERGER, EXCHANGE OF CAPITAL STOCK, ASSET ACQUISITION OR OTHER BUSINESS COMBINATION WITH A DOMESTIC OR FOREIGN PRIVATE BUSINESS. AT JUNE 30, 2001 THE COMPANY'S PLANNED PRINCIPAL OPERATIONS HAD NOT COMMENCED. THE COMPANY HAD, HOWEVER, INCURRED EXPENSES IN CONNECTION WITH THE ACQUISITION OF A LICENSE AGREEMENT FOR THE EXCLUSIVE RIGHTS TO A PHARMACEUTICAL PRODUCT (SEE NOTE 3).

THE COMPANY HAS ENTERED INTO DISCUSSIONS WITH A PHARMACEUTICAL COMPANY FOR THE ACQUISITION OF SEVERAL OF THAT COMPANY'S PRODUCTS (SEE NOTE 4). THE COMPANY'S FISCAL YEAR END IS DECEMBER 31.

THE COMPANY'S BOARD OF DIRECTORS HAS AUTHORIZED A CHANGE IN THE COMPANY'S NAME TO PROTEQUE CORPORATION, SUCH CHANGE BEING MADE EFFECTIVE JULY 3, 2001.

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

NOTE  2  STOCKHOLDERS'  DEFICIT

A.  PREFERRED  STOCK

THE COMPANY IS AUTHORIZED TO ISSUE 20,000,000 SHARES OF PREFERRED STOCK AT $.0001 PAR VALUE, WITH SUCH DESIGNATIONS, VOTING AND OTHER RIGHTS AND PREFERENCES AS MAY BE DETERMINED FROM TIME TO TIME BY THE BOARD OF DIRECTORS.

B.  COMMON  STOCK

THE COMPANY IS AUTHORIZED TO ISSUE 100,000,000 SHARES OF COMMON STOCK AT $.0001 PAR VALUE. DURING 1999 THE COMPANY ISSUED 1,000,000 SHARES OF ITS COMMON STOCK TO PIERCE MILL ASSOCIATES, INC. PURSUANT TO SECTION 4(2) OF THE SECURITIES ACT OF 1933 FOR AN AGGREGATE CONSIDERATION OF $100. IN JUNE 2001, THE COMPANY
REDEEMED THE 1,000,000 OUTSTANDING SHARES AT PAR VALUE, AND ISSUED 3,760,000 SHARES TO AN AFFILIATE AT PAR VALUE.

THE COMPANY HAS ISSUED WARRANTS TO ACIBAR INVESTMENTS INTERNATIONAL, LTD. TO PURCHASE OF UP TO 400,000 SHARES OF THE COMPANY'S COMMON STOCK AT PRICES RANGING FROM $.75 PER SHARE TO $8.00 PER SHARE, EXERCISABLE AT ANY TIME UNTIL MAY 23, 2008.

C.  ADDITIONAL  PAID-IN  CAPITAL

ADDITIONAL PAID-IN CAPITAL AT MARCH 31, 2001 REPRESENTS THE FAIR VALUE OF THE AMOUNT OF ORGANIZATION AND PROFESSIONAL COSTS INCURRED BY RELATED PARTIES ON
BEHALF  OF  THE  COMPANY  UNDER  A  BUSINESS  SERVICES  AGREEMENT  (SEE NOTE 3).

NOTE  3  RELATED  PARTY  TRANSACTIONS  AND  AGREEMENTS

BUSINESS  SERVICES  AGREEMENT

ON APRIL 1, 1999, THE COMPANY SIGNED AN AGREEMENT WITH ROCK CREEK CAPITAL CORPORATION ("ROCK CREEK"), A FIRM OWNED BY A DIRECTOR OF THE COMPANY, UNDER WHICH ROCK CREEK WOULD PROVIDE CERTAIN BUSINESS SERVICES, WITHOUT REIMBURSEMENT FROM THE COMPANY, UNTIL THE COMPANY ENTERS INTO A BUSINESS COMBINATION AS DESCRIBED IN NOTE 1(A). THIS AGREEMENT WAS CANCELLED BY MUTUAL AGREEMENT OF THE COMPANY AND ROCK CREEK CAPITAL IN CONNECTION WITH THE REDEMPTION OF SHARES OF COMMON STOCK DESCRIBED IN NOTE 2 (B) ABOVE.

LICENSE  AGREEMENT

THE COMPANY HAS ENTERED INTO A LICENSE AGREEMENT WITH PROTEQUE HOLDINGS, INC, AND PROTEQUE INTERNATIONAL, LLC (COLLECTIVELY REFERRED TO AS "PROTEQUE") FOR THE EXCLUSIVE RIGHTS TO THE INTELLECTUAL PROPERTY RELATED TO PROTEQUE SPS SKIN PROTECTION SYSTEM. THE COMPANY'S PRESIDENT AND CHIEF EXECUTIVE OFFICER IS A PRINCIPAL OWNER OF PROTEQUE HOLDINGS, INC., AND PROTEQUE INTERNATIONAL, LLC. UNDER THE LICENSE AGREEMENT THE COMPANY WILL PAY AN INITIAL FEE AND ANNUAL ROYALTIES TO PROTEQUE.

MANAGEMENT  AGREEMENT

THE COMPANY HAS ENTERED INTO A MANAGEMENT AGREEMENT WITH PROTEQUE INTERNATIONAL, LLC UNDER WHICH PROTEQUE INTERNATIONAL, LLC WILL BE THE EXCLUSIVE AGENT FOR THE SUPERVISION, DIRECTION AND CONTROL OF OPERATIONS, MARKETING, DISTRIBUTION AND SALES OF PROTEQUE SPS SKIN PROTECTION SYSTEM. THE AGREEMENT WILL CONTINUE UNTIL DECEMBER 1, 2001, UNLESS TERMINATED EARLIER BY AGREEMENT OF THE PARTIES.
PROTEQUE  INTERNATIONAL,  LLC  IS  A  RELATED  PARTY  AS  DESCRIBED  ABOVE.

AMOUNTS  DUE  RELATED  PARTIES

PROTEQUE INTERNATIONAL, LLC HAS INCURRED VARIOUS EXPENSES ON BEHALF OF THE COMPANY, INCLUDING LEGAL COSTS, MANAGEMENT SERVICES, MARKET RESEARCH RELATED TO PHARMACEUTICAL PRODUCTS THAT MAY BE ACQUIRED BY THE COMPANY, AND OTHER MATTERS. THROUGH JUNE 30, 2001 THE COST OF THOSE EXPENSES IS ESTIMATED TO BE $145,600, WHICH ARE PAYABLE BY THE COMPANY TO PROTEQUE INTERNATIONAL, LLC.

NOTE  4  POTENTIAL  TARGET  PRODUCTS

THE COMPANY HAS HAD PRELIMINARY DISCUSSIONS WITH A PHARMACEUTICAL COMPANY FOR THE ACQUISITION OF SEVERAL PHARMACEUTICAL PRODUCTS. THE COMPANY HAS NOT YET ENTERED INTO ANY AGREEMENTS AND CANNOT PREDICT WHEN IT WILL DO SO, IF AT ALL.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS   OR  PLAN  OF  OPERATION

CHANGES  IN  CONTROL  OF  THE  COMPANY

ON JUNE 20, 2001, CASSIA ACQUISITION CORPORATION REDEEMED 1,000,000 OUTSTANDING SHARES OF COMMON STOCK FROM PIERCE MILL ASSOCIATES, INC., ITS THEN SOLE SHAREHOLDER AND AUTHORIZED THE ISSUANCE OF UP TO 4,000,000 SHARES OF ITS COMMON STOCK TO AN AFFILIATE AT PAR VALUE.

ON  JUNE  20,  2001,  THE  SOLE OFFICER AND DIRECTOR OF CASSIA RESIGNED AND FRED
BRACHMAN WAS APPOINTED CHIEF EXECUTIVE OFFICER AND PRESIDENT OF CASSIA, AND DOUGLAS KINNEY WAS APPOINTED CHIEF FINANCIAL OFFICER, VICE PRESIDENT AND SECRETARY AND 3,760,000 SHARES OF COMMON STOCK WERE ISSUED AT PAR VALUE.

ON  JULY  3,  2001,  CASSIA  CHANGED  ITS  NAME  TO  PROTEQUE  CORPORATION.

BUSINESS  STRATEGY

THE COMPANY PLANS TO ACQUIRE EXISTING BRANDED PHARMACEUTICAL PRODUCTS AND INCREASE THEIR SALES AND EARNINGS THROUGH PROVEN LEVERAGING OF BRAND, ASSETS AND CHANNEL MARKET RELATIONSHIPS. THE COMPANY INTENDS TO ACQUIRE A VARIETY OF BRANDED PRESCRIPTION PRODUCTS PRIMARILY IN THE FOLLOWING OVERLAPPING THERAPEUTIC
AREAS: DERMATOLOGY, ANTI-INFECTIVE PRODUCTS, ANTI-INFLAMMATORY, WOUND CARE, AND IMMUNOLOGY/ALLERGY. THE COMPANY WILL TARGET PHARMACEUTICAL PRODUCTS AND PHARMACEUTICAL COMPANIES AND WILL SEEK TO ACQUIRE THE RIGHTS TO THOSE PRODUCTS. TARGET PRODUCTS WILL GENERALLY BE BRANDED PRODUCTS IN TECHNOLOGICALLY MATURE PRODUCT SEGMENTS WITH HIGH SALES VOLUMES AND DISTRIBUTED THROUGH TRADITIONAL AND EMERGING CHANNELS. IN ORDER TO MEET ITS BUSINESS STRATEGY, THE COMPANY MAY FROM TIME TO TIME ACQUIRE SMALLER PHARMACEUTICAL OR OTHER COMPANIES.

LICENSE  AGREEMENT  WITH  PROTEQUE  HOLDINGS,  INC.

THE COMPANY HAS ENTERED INTO A LICENSE AGREEMENT WITH PROTEQUE HOLDINGS, INC. AND PROTEQUE INTERNATIONAL, LLC FOR THE EXCLUSIVE MARKETING, MANUFACTURING, PATENTS, KNOW-HOW AND OTHER INTELLECTUAL PROPERTY RIGHTS OF PROTEQUE SPS SKIN PROTECTION SYSTEM (THE "PRODUCT"), AN FDA OVER-THE-COUNTER NON-STEROID SKIN
PROTECTANT TO PREVENT AND RELIEVE ECZEMA SYSTEMS IN CHILDREN, ADULTS, PHYSICIANS, AND NURSES. UNDER THE TERMS OF THE LICENSE AGREEMENT, THE COMPANY WILL PAY AN INITIAL FEE AND ANNUAL ROYALTIES TO PROTEQUE. THE COMPANY INTENDS TO CONTINUE MARKETING PROTEQUE SPS AND WILL CONDUCT NECESSARY CLINICAL RESEARCH TO DEVELOP PRESCRIPTION PRODUCT LINE EXTENSIONS FOR PROTEQUE SPS.

THE LICENSE AGREEMENT PROVIDES THE COMPANY THE EXCLUSIVE RIGHT FOR 99 YEARS TO EXPLOIT THE INTELLECTUAL PROPERTY OF PROTEQUE HOLDINGS, INC. WHICH INCLUDES THE RESEARCH, DEVELOPMENT, TEST RESULTS, PATENTS, TRADE SECRETS, TRADEMARKS, MARKETING AND SALES PROCESSES AND CONTRACTS, MANUFACTURING PROCESSES FOR THE PRODUCT IN CONSIDERATION FOR AN INITIAL PAYMENT TO PROTEQUE INTERNATIONAL LLC OF $500,000 AND ON-GOING ROYALTIES TO PROTEQUE INTERNATIONAL LLC AND PROTEQUE HOLDINGS, INC. AGGREGATING AS FOLLOWS:

     10% OF  ALL  ANNUAL  NET  SALES  UP  TO  $1,000,000;
     5%  OF  ALL  ANNUAL  NET  SALES  IN  EXCESS  OF
          $1,000,000  BUT  LESS  THAN  $5,000,000;
     3%  OF  ALL  ANNUAL  NET  SALES  IN  EXCESS  OF  $5,000,000  BUT  LESS
          THAN  $10,000,000;  AND
     2%  OF  ALL  ANNUAL  NET  SALES  GREATER  THAN  $10,000,000.


     ROYALTIES  WILL  BE  PAID  AS  FOLLOWS:

     FIRST  $300,000  TO  BE  PAID  TO  PROTEQUE  HOLDINGS,  INC.;
     AFTER  PAYMENT  OF  THE  FIRST  $300,000,
           1%  TO  BE  PAID  TO  PROTEQUE  HOLDINGS,  INC.  AND  99%
           TO  BE  PAID  TO  PROTEQUE  INTERNATIONAL,  LLC.

     THE  AGGREGATE  MINIMUM  ROYALTY  (AFTER  PAYMENT  OF  THE
INITIAL  $500,000  PAYMENT)  IS:

     YEAR  1:     $50,000
     YEAR  2:     $50,000
     YEAR  3:     $100,000
     YEAR  4:     $100,000
     YEAR  5:     $100,000

IN THE EVENT THAT THE COMPANY FAILS TO PAY THE MINIMUM AMOUNT OF ROYALTIES WHEN DUE, THE LICENSE AGREEMENT WILL TERMINATE AND ALL INTELLECTUAL PROPERTY RIGHTS WILL REVERT TO PROTEQUE HOLDINGS, INC.

THE COMPANY IS CURRENTLY NEGOTIATING WITH AN UNRELATED PHARMACEUTICAL COMPANY TO ACQUIRE TWO OF ITS PRODUCTS. OTHER PRODUCTS ARE CURRENTLY BEING EVALUATED FOR POSSIBLE ACQUISITION.

THERE ARE NO ASSURANCES THAT THE COMPANY WILL BE SUCCESSFUL IN ITS NEGOTIATIONS FOR PRODUCT ACQUISITIONS. ADDITIONALLY, THE COMPANY'S ABILITY TO SUCCESSFULLY COMPLETE SUCH ACQUISITIONS WILL DEPEND UPON THE AVAILABILITY OF ADEQUATE SOURCES OF FUNDING FOR THOSE ACQUISITIONS.

MANAGEMENT

THE COMPANY'S PLANS WILL BE IMPLEMENTED BY ITS MANAGEMENT TEAM. THAT TEAM HAS EXPERIENCE IN PRODUCT IN-LICENSING AND BUILDING SALES OF BRANDED PRODUCTS AND PROVEN TECHNOLOGIES.

THE COMPANY HAS ENTERED INTO A MANAGEMENT AGREEMENT WITH PROTEQUE INTERNATIONAL, LLC TO ASSIST WITH THE TRANSACTIONS CONTEMPLATED BY THE LICENSE AGREEMENT AND TO ENSURE A CONTINUITY OF THE MARKETING, DISTRIBUTION AND SALE OF THE PRODUCT.

THE MANAGEMENT AGREEMENT PROVIDES THAT PROTEQUE INTERNATIONAL, LLC WILL ACT AS THE COMPANY'S EXCLUSIVE AGENT FOR THE SUPERVISION, DIRECTION AND CONTROL OF THE OPERATION AND MANAGEMENT OF THE MARKETING, DISTRIBUTION AND SALE OF THE PRODUCT. THE AGREEMENT WILL CONTINUE UNTIL DECEMBER 1, 2001, UNLESS TERMINATED EARLIER BY AGREEMENT OF THE PARTIES. PROTEQUE WILL BE REIMBURSED ALL ORDINARY AND REASONABLE EXPENSES INCLUDING SALARIES, OFFICE EXPENSES, TRAVEL, TRADE SHOWS, CONFERENCES, PRODUCTION AND STORAGE OF INVENTORY AND OTHER MARKETING,
DISTRIBUTION AND SALES EXPENSES. THE COMPANY HAS DETERMINED THAT SUCH MANAGEMENT AGREEMENT WILL PROVIDE CONTINUITY AND EXPERTISE IN THE MARKETING, DISTRIBUTION AND SALE OF THE PRODUCT.

CAPITAL  RESOURCES

THE  COMPANY  CURRENTLY  HAS  NO  CASH  ON  HAND.

FINANCING  AGREEMENT

ON JUNE 26, 2001, THE COMPANY ENTERED INTO A FINANCING AGREEMENT WITH ACIBAR INVESTMENTS INTERNATIONAL, LTD IN THE FORM OF AN EQUITY LINE OF CREDIT IN THE AMOUNT OF $20,000,000. UNDER THAT AGREEMENT ACIBAR WILL PERIODICALLY PURCHASE THE COMMON STOCK OF THE COMPANY AT A PRICE EQUAL TO 90% OF ITS MARKET PRICE AT THE TIME OF PURCHASE. THE AMOUNT OF STOCK TO BE PURCHASED AT ANY TIME IS A FUNCTION OF THE MARKET PRICE AND TRADING VOLUME OF THE COMMON STOCK. PURCHASES ARE SUBJECT TO SEVERAL CONDITIONS, INCLUDING THE REQUIREMENT THAT THE SECURITIES BE REGISTERED UNDER THE SECURITIES ACT OF 1933 AND THAT THE COMMON STOCK IS ADMITTED TO QUOTATION ON THE NASDAQ SMALLCAP MARKET.

ON JUNE 26, 2001, THE BOARD OF DIRECTORS AUTHORIZED THE COMPANY TO ISSUE THREE COMMON STOCK PURCHASE WARRANTS TO ACIBAR INVESTMENTS INTERNATIONAL, LTD. EACH OF THE WARRANTS ENTITLES ACIBAR TO PURCHASE 400,000 COMMON SHARES OF THE COMPANY AND EACH MAY BE EXERCISED AT ANY TIME OR TIMES UNTIL MAY 23, 2008. THE EXERCISE PRICE OF THE FIRST WARRANT IS $0.75 PER SHARE,, OF THE SECOND WARRANT $4.00 PER SHARE, AND OF THE THIRD WARRANT $8.00 PER SHARE.

THE COMPANY IS CURRENTLY IN NEGOTIATIONS FOR THE COMMITMENT OF ADDITIONAL SOURCES OF FUNDING. MANAGEMENT EXPECTS THAT ADEQUATE FUNDS WILL BE AVAILABLE TO EXECUTE THE COMPANY'S BUSINESS STRATEGY DURING THE NEXT TWELVE MONTHS. HOWEVER, THERE CAN BE NO ASSURANCE THAT THESE ADDITIONAL SOURCES OF FUNDING WILL BE AVAILABLE.

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

     NOT  APPLICABLE.

ITEM  5.  OTHER  INFORMATION

     NOT  APPLICABLE.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (A)     EXHIBITS
     (B)     REPORTS  ON  FORM  8-K

     THE  COMPANY  FILED  A  FORM  8-K  ON  JUNE  27,  2001.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

CASSIA  ACQUISITION  CORPORATION

BY:  /S/  FRED  BRACHMAN
        PRESIDENT

DATED:  JULY  31,  2001