Form 10QSB
period 2001-09-30
PROTEQUE CORP
filed 2001-11-19
CIK 1122109

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB



(Mark  One)
[X]      QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)
         OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

                         For the quarterly period ended
                               September 30, 2001

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

                              301 Hunting Horn Lane
                           Vass, North Carolina 28394
               (Address of principal executive offices (zip code)

                                  910/245-3117
              (Registrant's telephone number, including area code)


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

Class                                 Outstanding  at September 30, 2001
Common  Stock, par value $0.0001                  3,760,000

PART  I  --  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                               PROTEQUE CORPORATION
                          (A Development Stage Company)
                                  Balance Sheet
                            As of September 30, 2001
                                  (Unaudited)

                                           ASSETS
Prepaid  Financing  Costs               $  75,000
Licensing  Agreement                      500,000
                                         ---------
TOTAL  ASSETS                           $ 575,000
                                         =========
LIABILITIES  AND  STOCKHOLDER'S  EQUITY

LIABILITIES

Notes  Payable                          $ 500,000
Accounts  payable                          86,118
Due  to  related  parties                 220,600
                                         ---------
TOTAL  LIABILITIES                        806,718
                                         ---------
STOCKHOLDER'S  DEFICIT
Preferred  Stock,  $.0001  par  value,
 20,000,000  shares  authorized,  none
 issued  and  outstanding                     --

Common  Stock,  $.0001  par  value,
 100,000,000  shares  authorized,
 3,760,000  issued  and  outstanding         376

Additional  paid-in  capital                 535

Deficit  accumulated  during
  development  stage                    (232,253)
                                        ---------
Total                                   (231,342)

Less  stock  subscriptions  receivable      (376)
                                        ---------
Total  Stockholders  Deficit            (231,718)
                                        ---------
TOTAL  LIABILITIES  AND
   STOCKHOLDER'S  EQUITY               $ 575,000
                                       ==========

   See  accompanying  notes  to  financial  statements

                             PROTEQUE CORPORATION
                          (A Development Stage Company)
                            Statement of Operations
                                  (Unaudited)


                                                             March  24,  1999
               Three  Months  Ended    Nine  Months  Ended   (Inception)
                 Sept 30,   Sept 30,   Sept 30,  Sept 30,    to June 30,
                    2001      2000      2001       2000      2001

Income          $  33,710  $   -    $  33,710  $    -      $  33,710

Cost  of  Goods
 Sold               7,135      -        7,135       -          7,135
                ---------  -------   --------   ---------   --------
Gross  Profit      26,575      -       26,575       -         26,575
                ---------  -------   --------   ---------   --------
Expenses
 Organization
  expense              -       -            -       -            535
 General  and
  Administrative 258,253       -      258,253                258,293

                ---------  -------   --------   ---------   --------

Total  expenses  258,253       -      258,253       -        258,828
                ---------  -------   --------   ---------   --------
NET  LOSS      $(231,718)  $   -   $ (231,718)  $   -      $(232,253)
              ===========  ======= ===========  =========  ==========

     See  accompanying  notes  to  financial  statements

                              PROTEQUE CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                    Unaudited

                                                               March  24,  1999
                                Nine  Months  Ended              (Inception)
                             Sept 30, 2001   Sept 30,2000     To  June  30,2001

CASH  FLOWS  FROM  OPERATING
    ACTIVITIES:
 Net  loss                     $  (231,718)      $   -         $  (232,253)
 Adjustments  to  reconcile
 Net  loss  to  net  cash
 used  in  operating  activities
 Contributed  expenses                  -            -                 535
 Increase  in
  Prepaid  financing  costs        (75,000)          -             (75,000)
  Due  to  related  parties        156,350           -             156,350
  Accounts  payable                150,368           -             150,368
                                -----------     ----------     ---------------
 Net  cash  used  in  operating
  activities                             -           -                   -

CASH  FLOWS  FROM  INVESTING
 ACTIVITIES

 Payment for Licensing Agreement  (500,000)          -            (500,000)
                                 ----------    -----------     ---------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
Proceeds  from  issuance  of
 common  stock                           -           -                 100
Proceeds  from  note  payable      500,000        500,000          500,000
Redemption  of  common  stock         (100)          -                (100)
                                 ----------    -----------      --------------
Net  cash  provided  by  (used  in)
 financing  activities             499,900           -             500,000
                                 ----------     ----------      --------------
DECREASE  IN  CASH  AND  CASH
 EQUIVALENTS                          (100)          -                   -
CASH  AND  CASH  EQUIVALENTS
 BEGINNING  OF  PERIOD                 100         100                   -
                                 ----------     ----------      --------------
CASH  AND  CASH  EQUIVALENTS
  END  OF  PERIOD                  $    -       $  100           $       -
                                 ==========     ==========      ==============

            See  accompanying  notes  to  financial  statement.

A.  Organization  and  Business  Operations

The Company (a development stage company) (the Company) was incorporated in Delaware on March 24, 1999 as Cassia Acquisition Corporation to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. On July 3, 2001, the Company changed its name to Proteque Corporation. The Company has entered into a license agreement with Proteque Holdings, Inc. and Proteque International, LLC for the exclusive rights to the intellectual property related to Proteque SPS Skin Protection System. (See Note 3).

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

The Company has issued warrants to Acibar Investments International, Ltd. to purchase up to 400,000 shares of the Companys common stock at prices ranging from $.75 per share to $8.00 per share, exercisable at any time until May 23, 2008.

C.  Additional  Paid-In  Capital

Additional paid-in capital represents the fair value of the amount of organization and professional costs incurred by related parties on behalf of the Company under a business services agreement.

NOTE  3  RELATED  PARTY  TRANSACTIONS  AND  AGREEMENTS

License  Agreement

The Company has entered into a license agreement with Proteque Holdings, Inc, and Proteque International, LLC for the exclusive rights to the intellectual property related to Proteque SPS Skin Protection System. The cost of the license was $500,000, which has not been paid and is past due. Revisions to this license agreement are currently in discussion.

Management  Agreement

The Company has entered into a management agreement with Proteque International, LLC under which Proteque International, LLC will be the exclusive agent for the supervision, direction and control of operations, marketing, distribution and sales of Proteque SPS Skin Protection System. The agreement will continue until December 31, 2001, unless terminated earlier by agreement of the parties. Under the terms of the management agreement, the Company will reimburse Proteque
International,  LLC  all  documented  expenses.

Amounts  Due  Related  Parties

A related party has incurred various expenses on behalf of the Company, including legal costs, management services and market research related to pharmaceutical products that may be acquired by the Company, and other matters. Through September 30, 2001 the cost of those expenses is estimated to be $220,600.

NOTE  4  POTENTIAL  TARGET  PRODUCTS

The Company has had preliminary discussions with a pharmaceutical company for the acquisition of several pharmaceutical products. The Company is also in discussions with other companies concerning possible product licenses or other transactions. The Company cannot predict what the results of such negotiations will be, if any.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

License Agreement with Proteque Holdings, Inc.

The Company has entered into a license agreement with Proteque Holdings, Inc. and Proteque International, LLC for the exclusive marketing, manufacturing, patents, know-how and other intellectual property rights of Proteque SPS Skin Protection System, an FDA over-the-counter non-steroid skin protectant to prevent and relieve eczema systems in children, adults, physicians, and nurses. Under the terms of the license agreement, the Company will pay an initial fee and annual royalties. The Company intends to continue marketing Proteque SPS and will conduct necessary clinical research to develop prescription product line extensions for Proteque SPS.

The Company is in receipt of a letter from Proteque International, LLC ("LLC") dated October 29, 2001. The letter advised the Company that LLC was prepared to take remedial action provided to it under the License Agreement relative to certain required payments and invited the Company to respond. In response, the Company requested certain revisions to that agreement intended to resolve the concerns of LLC. The parties are now negotiating those revisions.

There are no assurances that the Company will be successful in its negotiations for product acquisitions. Additionally, the Company's ability to successfully complete such acquisitions will depend upon the availability of adequate sources of funding for those acquisitions.

Certain  Transactions

On  July  3,  2001,  the  Company  changed  its  name  to  Proteque Corporation.

On October 1, 2001, Katherine D. Courage resigned as a director of the Company. On October 11, 2001 Fred Brachman resigned as a director and officer of the Company.

Management

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

Financing  Agreement

On June 26, 2001, the board of directors authorized the Company to enter into a financing agreement with Acibar Investments International, Ltd in the form of an equity line of credit in the amount of $20,000,000. Under that agreement Acibar will periodically purchase the common stock of the Company at a price equal to 90% of its market price at the time of purchase. The amount of stock to be purchased at any time is a function of the market price and trading volume of the common stock. Purchases are subject to several conditions, including the requirement that the securities be registered under the Securities Act of 1933 and that the common stock is admitted to quotation on the Nasdaq SmallCap Market.

On June 26, 2001, the Company issued three common stock purchase warrants to Acibar Investments International, Ltd. Each of the warrants entitles Acibar to purchase 400,000 common shares of the Company and each may be exercised at any time or times until May 23, 2008. The exercise price of the first warrant is $0.75 per share,, of the second warrant $4.00 per share, and of the third warrant $8.00 per share.

The Company is seeking additional sources of funding. Management expects that adequate funds will be available to execute the Company's business strategy during the next twelve months. However, there can be no assurance that these additional sources of funding will be available.

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

CASSIA  ACQUISITION  CORPORATION

By:  /s/  Douglas  Kinney
     --------------------
        Vice  President

Dated:  November  19,  2001